Form 10KSB
period 2000-12-31
RENJO CORP
filed 2001-04-16
CIK 1098857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the Year Ended December 31, 2000

Commission File Number: 000-28109

RENJO CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	Pending (IRS Employer I.D. No.)

1490 Blue Jay Circle, Weston, FL 33327
(Address of Principle Executive Offices)

(954) 385-2553
(Registrant's telephone number)

None
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 Par Value
Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of December 31, 2000: 5,000,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. _X__ Yes __No

Renjo Corporation
FORM 10 - KSB

PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

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

1. Principal products or services and their markets:

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

2. Distribution methods of the products or services:

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

3. Status of any publicly announced new product or service:

None.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition:

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

5. Sources and availability of raw materials and the names of principal suppliers:

None.

6. Dependence on one or a few major customers:

None.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

None.

8. Need for any government approval of principal products or services.

None.

9. Effect of existing or probable governmental regulations on the business:

None.

10. Estimate of the amount spent during each of the last two fiscal years on research and development activities:

None.

11. Costs and effects of compliance with environmental laws (federal, state and local):
None.

12. Number of total employees and number of full time employees:

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

No value has been ascribed to services provided by our stockholder in the accompanying statement of operations. The value of these services was not significant during the period November 8, 1999 (date of incorporation) to December 31, 2000. The amount of time spent by Mr. Arberman on our activities is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a business combination to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict, with any precision, the exact amount of time Mr. Arberman will actually be required to spend to locate a suitable target company.

ITEM 2 - DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3 - LEGAL PROCEEDINGS

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market information: Our common stock does not trade on any stock exchange.
b. Holders: There is one holder of our common stock.
c. Dividends: We have not and do not anticipate that we will pay any dividends in the future.

ITEM 6 - PLAN OF OPERATION

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

Joren LLC. will pay all expenses in regard to its search for a suitable target company. We do not anticipate expending funds for locating a target company. Alfred Arberman, our officer and director, will provide his services without charge or repayment by us. To date, Joren LLC. has incurred expenses on our behalf aggregating approximately $5,400 including incorporation and accounting expenses. We will not borrow any funds to make any payments to our management, its affiliates or associates.

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

ITEM 7 - FINANCIAL STATEMENTS

RENJO CORPORATION
(A Development Stage Enterprise)

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Renjo Corporation.:

We have audited the accompanying balance sheet of Renjo Corporation (the “Company”), a development stage enterprise, as of December 31, 2000, and the related statements of operations, stockholder's deficit), and cash flows for the year then ended, and the periods November 8, 1999 (date of incorporation) to December 31, 1999 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and the periods November 8, 1999 (date of incorporation) to December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Kingery, Crouse & Hohl, P.A.

April 12, 2001
Tampa, FL

Renjo Corporation
(A Development Stage Enterprise)

BALANCE SHEET AS OF DECEMBER 31, 2000

ASSETS
CURRENT ASSETS-
Cash and cash equivalents	$ 500

TOTAL	$ 500

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES - accrued liabilities	$ 1,000

STOCKHOLDER'S DEFICIT:
Prefered stock - $0.001 par value; authorized 5,000,000 common shares; zero shares issued and outstanding	-
Common stock - $0.001 par value; authorized 20,000,000 common shares; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	5,376
Deficit accumulated during the development stage	(6,376)
Total Stockholder's Deficit	(500)

TOTAL	$ 500

See notes to financial statements.

Renjo Corporation
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2000	For the Period November 8, 1999 (date of incorporation) to December 31, 1999	For the Period November 8, 1999 (date of incorporation) to December 31, 2000

EXPENSES:
Professional and consulting	$ 2,819	$ 3,258	$ 6,077
Organization costs	-	299	299

Total Expenses	2,819	3,557	6,376

NET LOSS	$ (2,819)	$ (3,557)	$ (6,376)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Shares outstanding	5,000,000	5,000,000	5,000,000

See notes to financial statements.

Renjo Corporation
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDER'S (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD NOVEMBER 8, 1999
(date of incorporation) TO DECEMBER 31, 1999

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balances, November 8, 1999 (date of incorporation)	-	$ -	$ -	$ -	$ -

Issuance of common stock	5,000,000	500	-		500

Capital contribution			2,057		2,057

Net loss for the period November 8, 1999 (date of incorporation) to December 31, 1999				(3,557)	(3,557)

Balances, December 31, 1999	5,000,000	500	2,057	(3,557)	(1,000)

Capital contribution			3,319		3,319

Net loss for the year ended December 31, 2000				(2,819)	(2,819)

Balances, December 31, 2000	5,000,000	500	$ 5,376	$ (6,376)	$ (500)

See notes to financial statements.

Renjo Corporation
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2000	For the period November 8, 1999 (date of incorporation) to December 31, 1999	For the period November 8, 1999 (date of incorporation) to December 31, 2000
Cash Flows From Operating Activities:
Net loss	$ (2,819)	$ (3,557)	$ (6,376)
Adjustment to reconcile net loss to net cash used by operating activities - (decrease) increase in accrued liabilities	(500)	1,500	1,000

Net Cash Used by Operating Activities	(3,319)	(2,057)	(5,376)

Cash Flows From Financing Activities:
Issuance of common stock	-	500	500
Capital contribution	3,319	2,057	5,376
Net Cash Provided by Financing Activities	3,319	2,557	5,876

Net Increase In Cash and Cash Equivalents	-	500	500

Cash and Cash Equivalents at Beginning of Period	500	-	-

Cash and Cash Equivalents at End of Period	$ 500	$ 500	$ 500

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

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

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from our estimates.

NOTE B - RELATED PARTY TRANSACTIONS

No value has been ascribed to services provided by our stockholder in the accompanying statement of operations. The value of these services was not significant during the period November 8, 1999 (date of incorporation) to December 31, 2000. In addition, our stockholder has agreed to pay corporate, organizational and other costs incurred by us and provide the following services at no cost to us until a business combination is effected:

1. Preparation and filings of required documents with the Securities and Exchange Commission.

2. Location and review of potential target companies.

NOTE C - INCOME TAXES

During the year ended December 31, 2000 and the period November 8, 1999 (date of incorporation) to December 31, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for income taxes and deferred income taxes payable have been recorded in the accompanying financial statements.

At December 31, 2000, we had a net operating loss carryforward of approximately $6,400 for income tax purposes. This carryforward is available to offset future taxable income through the period ended December 31, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No.98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period(s) by the weighted average number of common shares outstanding during such period(s). Diluted net loss per share is computed by dividing the net loss for the period(s) by the number of common and common equivalent shares outstanding during such period(s). There were no common equivalent shares outstanding as of December 31, 2000 or 1999; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Company has one Director and Officer as follows:

Name	Age	Positions and Offices Held
Alfred Arberman	55	President, Secretary, Director

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

Mr. Arberman is the President, sole director and a beneficial shareholder of Aguay Corporation, Arber Holdings, Argen Corporation, Renjo Corporation, Urag Corporation and Entina Corporation. Each of these companies has filed a registration statement on Form 10-SB under the Exchange Act, which became effective January 15, 2000. The initial business purpose of each of these companies is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class
Joren LLC. (1) 1490 Blue Jay Circle Weston, Florida 33327	5,000,000	100%
Alfred Arberman (2) 1490 Blue Jay Circle Weston, Florida 33327	5,000,000	100%
All Executive Officers and Directors as a Group (1 Person)	5,000,000	100%

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
Financial Statement Schedules - None.
Reports on Form 8-K - None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENJO CORPORATION

By: /s/ Alfred Arberman
Chief Executive Officer
Dated: April 12, 2001

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Alfred Arberman	Director, Chief Accounting Officer	April 12, 2001